Form 10-K
period 2011-10-31
Chrysler Financial Auto Securitization Trust 2010-A
filed 2012-03-23
CIK 1501794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number of issuing entity: 333-163025-01

Commission File Number of depositor: 333-163025

Chrysler Financial Auto

Securitization Trust 2010-A

(Exact name of issuing entity as specified in its charter)

TD Auto Finance LLC

(Exact name of depositor and sponsor as specified in its charter)

Delaware	20-2614244
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o U.S. Bank Trust National Association, as owner trustee
300 Delaware Ave., 9th Floor
Wilmington, Delaware	19801
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(302) 622-8163

(Telephone number, including area code, of issuing entity)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No (The registrant is not required to submit such files)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets – Financial Information.

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments – Financial Information Regarding Significant Enhancement Providers.

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments – Financial Information.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of TD Auto Finance LLC (“TDAF”) and Wells Fargo Bank, National Association (“Wells Fargo,” together with TDAF, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2011 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 34.1 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 33.2 and 34.2 to this report on Form 10-K.

Neither the Report on Assessment nor the Attestation Report for TDAF has identified any material instances of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to TDAF.

The Report on Assessment and the Attestation Report for Wells Fargo has identified several material instances of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Wells Fargo. Those material instances of noncompliance are as follows:

•	With respect to servicing criterion 1122(d)(3)(i)(B), certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

•

With respect to servicing criterion 1122(d)(3)(ii), certain amounts due to investors were not allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

To the knowledge of the issuing entity, none of those material instances of noncompliance relate to any asset-backed securities issued by the issuing entity.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The information required by this item is attached as Exhibit 35.1.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Organization, as amended, of TD Auto Finance LLC (“TDAF”).

3.2	Sixth Amended and Restated Limited Liability Company Operating Agreement of TDAF dated as of April 1, 2011 (included in Exhibit 3.3 to TDAF’s Form 8-K, as filed with the Securities and Exchange Commission (the “Commission”) on April 5, 2011, which is incorporated herein by reference).

4.1	Indenture, dated as of September 29, 2010, between Chrysler Financial Auto Securitization Trust 2010-A (the “Trust”) and Wells Fargo Bank, National Association (“Wells Fargo”), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of September 29, 2010, between TDAF and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of September 29, 2010, among TDAF, as servicer, the Trust and Wells Fargo, as backup servicer (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

31.1	Certification of TDAF pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for TDAF.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to TDAF.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo.

35.1	Servicer Compliance Statement of TDAF.

99.1	Administration Agreement, dated as of September 29, 2010, among TDAF, the Indenture Trustee and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of September 29, 2010, between TDAF and Chrysler Residual Holdco LLC (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

(c)	Not applicable.

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

Chrysler Financial Auto Securitization Trust 2010-A
(Issuing entity)

By:	TD Auto Finance LLC
(Servicer)

	By:	/s/ L.F. Guindi
L.F. Guindi
Vice President and Treasurer
(senior officer of Servicer in charge of servicing function)

Dated: March 23, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Organization, as amended, of TD Auto Finance LLC (“TDAF”).

3.2	Sixth Amended and Restated Limited Liability Company Operating Agreement of TDAF dated as of April 1, 2011 (included in Exhibit 3.3 to TDAF’s Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2011, which is incorporated herein by reference).

4.1	Indenture, dated as of September 29, 2010, between Chrysler Financial Auto Securitization Trust 2010-A (the “Trust”) and Wells Fargo Trust Company Americas (“Wells Fargo”), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of September 29, 2010, among TDAF and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of September 29, 2010, among TDAF, as servicer, the Trust and Wells Fargo, as backup servicer (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

31.1	Certification of TDAF pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for TDAF.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to TDAF.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo.

35.1	Servicer Compliance Statement of TDAF.

99.1	Administration Agreement, dated as of September 29, 2010, among TDAF, the Indenture Trustee and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of September 29, 2010, between TDAF and Chrysler Residual Holdco LLC (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).