Form 10-K
period 2012-10-31
Chrysler Financial Auto Securitization Trust 2010-A
filed 2013-01-28
CIK 1501794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒ (The registrant is not required to submit such files)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    ☒  No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

PART I

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Mine Safety Disclosures

Item 1B.	Unresolved Staff Comments.

Nothing to report.

PART II

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of TD Auto Finance LLC (“TDAF”) and Wells Fargo Bank, National Association (“Wells Fargo,” together with TDAF, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the issuing entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of October 31, 2012 and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 34.1 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 33.2 and 34.2 to this report on Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of Organization, as amended, of TD Auto Finance LLC (“TDAF”) (included in Exhibit 3.1 to Chrysler Financial Auto Securitization Trust 2010-A’s Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2012, which is incorporated herein by reference).

3.2	Sixth Amended and Restated Limited Liability Company Operating Agreement of TDAF dated as of April 1, 2011 (included in Exhibit 3.3 to TDAF’s Form 8-K, as filed with the Commission on April 5, 2011, which is incorporated herein by reference).

4.1	Indenture, dated as of September 29, 2010, between Chrysler Financial Auto Securitization Trust 2010-A (the “Trust”) and Wells Fargo Bank, National Association (“Wells Fargo”), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of September 29, 2010, between TDAF and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of September 29, 2010, among TDAF, as servicer, the Trust and Wells Fargo, as backup servicer (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

31.1	Certification of TDAF pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for TDAF.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to TDAF.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo.

35.1	Servicer Compliance Statement of TDAF.

99.1	Administration Agreement, dated as of September 29, 2010, among TDAF, the Indenture Trustee and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of September 29, 2010, between TDAF and Chrysler Residual Holdco LLC (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

(c)	Not applicable.

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

Chrysler Financial Auto Securitization Trust 2010-A (Issuing entity)

By:	TD Auto Finance LLC
(Servicer)

	By:	/s/ Mark L. Davis
Mark L. Davis Assistant Controller (senior officer of Servicer in charge of servicing function)

Dated: January 28, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Organization, as amended, of TD Auto Finance LLC (“TDAF”) (included in Exhibit 3.1 to Chrysler Financial Auto Securitization Trust 2010-A’s Form 10-K, as filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2012, which is incorporated herein by reference).

3.2	Sixth Amended and Restated Limited Liability Company Operating Agreement of TDAF dated as of April 1, 2011 (included in Exhibit 3.3 to TDAF’s Form 8-K, as filed with the Commission on April 5, 2011, which is incorporated herein by reference).

4.1	Indenture, dated as of September 29, 2010, between Chrysler Financial Auto Securitization Trust 2010-A (the “Trust”) and Wells Fargo Bank, National Association (“Wells Fargo”), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of September 29, 2010, among TDAF and U.S. Bank Trust National Association, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of September 29, 2010, among TDAF, as servicer, the Trust and Wells Fargo, as backup servicer (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

31.1	Certification of TDAF pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for TDAF.

33.2	Report on Assessment of Compliance with Servicing Criteria for Wells Fargo.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to TDAF.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo.

35.1	Servicer Compliance Statement of TDAF.

99.1	Administration Agreement, dated as of September 29, 2010, among TDAF, the Indenture Trustee and the Trust (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).

99.2	Purchase Agreement, dated as of September 29, 2010, between TDAF and Chrysler Residual Holdco LLC (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on September 29, 2010, which is incorporated herein by reference).